Form 10-Q
period 2026-09-30
G-INFRA LP
filed 2026-11-13
CIK 2060192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
 Commission file number 000-56867

G-INFRA LP
(Exact name of registrant as specified in its charter)

Delaware	33-2821255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, New York	10282
(Address of principal executive offices)	(Zip Code)

312-655-4702
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2026, the registrant had the following limited partnership units outstanding: 20,000 Series A Units; 176,386 Series 1869 Units; 1,654,973 Series I0 Units; 153,723 Series RSD0 Units; 10,000 Series C Units; 110 Series N Units; and 468,797 Series NV Units. The number of units outstanding identified in the foregoing sentence excludes November 2, 2026 subscriptions since the issuance price is not yet finalized as of the date of this filing.

G-INFRA LP
Table of Contents

		Page No.
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025	1

	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Three Months ended September 30, 2025 and for the period April 1, 2025 (commencement of operations) through September 30, 2025	2

	Unaudited Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2026 and for the Three Months ended September 30, 2025 and for the period April 1, 2025 (commencement of operations) through September 30, 2025	3

	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the period April 1, 2025 (commencement of operations) through September 30, 2025	5

	Unaudited Condensed Consolidated Schedules of Investments as of September 30, 2026 and December 31, 2025	7
	Notes to Unaudited Consolidated Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	41

Item 4.	Controls and Procedures	42

Part II. Other Information		43

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		45

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "project," "target," "estimate," "intend," "continue" or "believe" or the negatives of, or other variations on, these terms or comparable terminology; however, not all forward-looking statements may contain such words. You should read statements that contain these words carefully because they include information about possible or assumed future results of our business, investment strategies, financial condition, liquidity, results of operations, plans and objectives. Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are difficult to predict and are generally beyond our control.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. These events or factors include but are not limited to those described under the section entitled "Risk Factors" in Item 1A of our Amendment No. 1 to our Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission (the "SEC") on September 25, 2026 (the "Registration Statement"), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Terms Used in This Report
Unless the context otherwise requires, references in this report to:
•the term "Aggregators" refers to one or more aggregator vehicles that may be formed to hold the investments of the Partnership and/or any related investment vehicles, including any successor vehicles or other vehicles used to aggregate the holdings of the Partnership;
•the term "Class" refers to one or more classes of Units (each, a "Class"), including the Common Class and the Select Class;
•the term "Common Class" refers to the class of Units designated as the Common Class authorized by the Partnership;
•the term "Common Class Series" shall mean, individually or collectively, as the context may require, the following Series of the Common Class: Series I0 Units ("Series I0 Units"), Series R1 Units ("Series R1 Units"), Series RSD0 Units ("Series RSD0 Units"), Series 1869 Units ("Series 1869 Units") and Series N Units ("Series N Units");
•the term "G-INFRA" refers to the infrastructure investment program formed by the Partnership, any feeder funds and G-INFRA Lux;
•the term "General Partner" refers to G-Infra GP Advisors LLC, a Delaware limited liability company, our general partner;
•the term "Goldman Sachs" refers to, collectively, the GS Group together with GS&Co, GSAM and their respective subsidiaries and affiliates (other than any affiliated portfolio companies or portfolio assets) and successors;
i

•the term "G-INFRA Lux" refers to G-Infra (Lux), a sub-fund of Goldman Sachs Alternatives SICAV;
•the term "GS Group" refers to The Goldman Sachs Group, Inc.
•the term "GS&Co" refers to Goldman Sachs & Co. LLC, a New York limited liability company;
•the term "GSAM" refers to Goldman Sachs Asset Management, L.P., a Delaware limited partnership;
•the term "Intermediate Entity" refers to entities used to acquire, hold or dispose of any investment asset or otherwise facilitate the Partnership's investment activities;
•the term "Investment Manager" refers to GSAM, our investment manager, in its capacity as investment manager of the Partnership;
•the term "NAV" refers to, as the context requires, the net asset value; and with respect to the Partnership, any reference to "NAV" shall, for the avoidance of doubt, refer to the Transactional NAV (defined below) of the Partnership, unless indicated otherwise;
•the terms "Partnership," "we," "us," and "our," refer to G-INFRA LP, a Delaware limited partnership;
•the term "Select Class" refers to the class of Units designated as the Select Class authorized by the Partnership;
•the term "Select Class Series" shall mean, individually or collectively, as the context may require, the following Series of the Select Class: Series A Units ("Series A Units"), Series C Units ("Series C Units") and Series NV Units ("Series NV Units");
•the term "Series" refers to one or more series of Classes (each or collectively, as the context requires), including each Common Class Series and each Select Class Series;
•the term "Units" refers to the units of limited partnership interests in the Partnership; and
•the term "Unitholders" refers to holders of our Units.
This report does not constitute an offer of G-INFRA or any other investment vehicles or accounts established, sponsored or managed by Goldman Sachs.
ii

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
G-Infra LP
Consolidated Statements of Assets and Liabilities (Unaudited)
(in thousands, except Unit data)

	September 30, 2026	December 31, 2025
Assets
Investments, at fair value (cost $224,498 as of September 30, 2026 and $93,621 as of December 31, 2025)	$249,987	$104,769
Cash and cash equivalents	46,008	4,841
Restricted cash	6,647	37,036
Derivative contracts, at fair value	1,197	40
Interest receivable	1,235	443
Due from Investment Manager	843	3,161
Deferred offering costs, net	893	381
Current tax assets	—	15
Deferred financing costs, net	325	97
Other assets	2,269	20
Total assets	309,404	150,803

Liabilities and net assets
Derivative contracts, at fair value	1,392	3,397
Payable for investments purchased	18,075	—
Subscriptions received in advance	6,647	37,036
Due to affiliates	11,967	5,845
Distributions payable	3,025	—
Deferred tax liabilities, net	957	620
Income tax payable	131	—
Accrued expenses and other liabilities	4,207	3,400
Total liabilities	46,401	50,298

Commitments and contingencies (Note 5)

Net assets:
Series A Units, 20,000 Units authorized, issued and outstanding	20	20
Series 1869 Units, 172,227 and 157,304 Units authorized, issued and outstanding	18,151	15,900
Series I0 Units, 1,585,279 and 663,147 Units authorized, issued and outstanding	177,121	70,163
Series RSD0 Units, 151,620 and 150,000 Units authorized, issued and outstanding	15,303	14,412
Series C Units, 10,000 Units authorized, issued and outstanding	11	10
Series N Units, 110 and 0 Units authorized, issued and outstanding	11	—
Series NV Units, 462,387 and 0 Units authorized, issued and outstanding	52,386	—
Total net assets	263,003	100,505
Total liabilities and net assets	$309,404	$150,803
The accompanying notes are an integral part of these consolidated financial statements.

G-Infra LP
Consolidated Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30, 2026	For the period from April 1, 2025 (commencement of operations) through September 30, 2025
	2026	2025
Investment income:
Interest income	$1,208	$480	$3,089	$817
Dividend income	68	—	68	—
Total investment income	1,276	480	3,157	817

Expenses:
Organization costs	—	—	—	2,772
Professional fees	1,345	733	4,752	1,498
Management fees - related party	652	—	1,574	—
Carried interest - related party	938	—	1,602	—
Redemption value adjustment on mandatorily redeemable units	—	829	—	2,471
Interest expense	30	110	183	211
Deferred offering cost amortization	—	380	381	761
Other expenses	93	—	159	21
Total expenses	3,058	2,052	8,651	7,734
Expense reimbursement from Investment Manager	(843)	(605)	(3,288)	(1,251)
Fee waiver	—	—	(664)	—
Net expenses	2,215	1,447	4,699	6,483
Net investment income (loss)	(939)	(967)	(1,542)	(5,666)

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Investments	495	—	295	—
Derivative contracts	(71)	—	(1,670)	—
Foreign currency transactions	10	360	(136)	360
Total net realized gain (loss)	434	360	(1,511)	360
Net change in unrealized appreciation (depreciation) on:
Investments	6,356	2,115	14,341	8,878
Derivative contracts	(356)	189	3,162	(3,370)
Foreign currency translation	15	(110)	(9)	268
Total net change in unrealized appreciation (depreciation) before income taxes	6,015	2,194	17,494	5,776
Provision for income taxes	(218)	(204)	(542)	(424)
Total net change in unrealized appreciation (depreciation) after income taxes	5,797	1,990	16,952	5,352
Net realized and unrealized gains (losses)	6,231	2,350	15,441	5,712

Net increase (decrease) in net assets resulting from operations	$5,292	$1,383	$13,899	$46
The accompanying notes are an integral part of these consolidated financial statements.

G-Infra LP
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands)

	Three Months Ended September 30, 2026
	Series A Units	Series 1869 Units	Series I0 Units	Series RSD0 Units	Series C Units	Series N Units	Series NV Units	Total
Balance at June 30, 2026	$20	$16,965	$136,968	$66,449	$10	$—	$—	$220,412
Proceeds from Units issued	—	950	37,351	—	—	11	—	38,312
Distributions	—	(253)	(1,808)	(238)	—	—	(726)	(3,025)
Reinvestment of distributions	—	132	1,151	729	—	—	—	2,012
Transfers in(1)	—	—	—	—	—	—	52,301	52,301
Transfers out(1)	—	—	—	(52,301)	—	—	—	(52,301)
Net increase (decrease) in net assets resulting from capital activity	—	829	36,694	(51,810)	—	11	51,575	37,299
Net investment income (loss)	—	(22)	(810)	(171)	—	—	64	(939)
Net realized gain (loss)	—	31	273	174	—	—	(44)	434
Net change in unrealized appreciation (depreciation)	—	348	3,996	661	1	—	791	5,797
Net increase (decrease) in net assets resulting from operations	—	357	3,459	664	1	—	811	5,292
Balance at September 30, 2026	$20	$18,151	$177,121	$15,303	$11	$11	$52,386	$263,003

	Nine Months Ended September 30, 2026
	Series A Units	Series 1869 Units	Series I0 Units	Series RSD0 Units	Series C Units	Series N Units	Series NV Units	Total
Balance at December 31, 2025	$20	$15,900	$70,163	$14,412	$10	$—	$—	$100,505
Proceeds from Units issued	—	1,425	100,462	50,000	—	11	—	151,898
Distributions	—	(435)	(3,183)	(967)	—	—	(726)	(5,311)
Reinvestment of distributions	—	132	1,151	729	—	—	—	2,012
Transfers in(1)	—	—	—	—	—	—	52,301	52,301
Transfers out(1)	—	—	—	(52,301)	—	—	—	(52,301)
Net increase (decrease) in net assets resulting from capital activity	—	1,122	98,430	(2,539)	—	11	51,575	148,599
Net investment income (loss)	—	(52)	(1,304)	(250)	—	—	64	(1,542)
Net realized gain (loss)	—	(189)	(893)	(385)	—	—	(44)	(1,511)
Net change in unrealized appreciation (depreciation)	—	1,370	10,725	4,065	1	—	791	16,952
Net increase (decrease) in net assets resulting from operations	—	1,129	8,528	3,430	1	—	811	13,899
Balance at September 30, 2026	$20	$18,151	$177,121	$15,303	$11	$11	$52,386	$263,003

(1) In September 2026, certain Series RSD0 Units were exchanged for an equivalent number of Series NV Units
The accompanying notes are an integral part of these consolidated financial statements.

G-Infra LP
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands)

	Three Months Ended September 30, 2025
	Series A Units	Series 1869 Units	Series I0 Units	Series RSD0 Units	Series C Units	Total
Balance at June 30, 2025	$—	$—	$24,290	$13,856	$9	$38,155
Proceeds from Units issued	—	—	16,776	—	—	16,776
Net increase (decrease) in net assets resulting from capital activity	—	—	16,776	—	—	16,776
Net investment income (loss)	—	—	(658)	(309)	—	(967)
Net realized gain (loss)	—	—	173	187	—	360
Net change in unrealized appreciation (depreciation)	—	—	1,455	535	—	1,990
Net increase (decrease) in net assets resulting from operations	—	—	970	413	—	1,383
Remeasurement of mezzanine units	—	—	(46)	(20)	—	(66)
Balance at September 30, 2025	$—	$—	$41,990	$14,249	$9	$56,248

	For the period from April 1, 2025 (commencement of operations) through September 30, 2025
	Series A Units	Series 1869 Units	Series I0 Units	Series RSD0 Units	Series C Units	Total
Balance at April 1, 2025 (commencement of operations)	$—	$—	$—	$—	$—	$—
Proceeds from Units issued	—	—	41,346	15,000	10	56,356
Net increase (decrease) in net assets resulting from capital activity	—	—	41,346	15,000	10	56,356
Net investment income (loss)	—	—	(2,878)	(2,786)	(2)	(5,666)
Net realized gain (loss)	—	—	173	187	—	360
Net change in unrealized appreciation (depreciation)	—	—	3,448	1,903	1	5,352
Net increase (decrease) in net assets resulting from operations	—	—	743	(696)	(1)	46
Remeasurement of mezzanine units	—	—	(99)	(55)	—	(154)
Balance at September 30, 2025	$—	$—	$41,990	$14,249	$9	$56,248

The accompanying notes are an integral part of these consolidated financial statements.

G-Infra LP
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2026	For the period from April 1, 2025 (commencement of operations) through September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$13,899	$46
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Purchases of investments	(126,247)	(71,952)
Payment in-kind interest capitalized	(427)	(302)
Proceeds from sale and distribution of investments	14,138	—
Realized (gain) loss on investments	(295)	—
Amortization (accretion) of premium/discount on investments	26	—
Amortization of deferred offering costs	381	761
Amortization of deferred financing costs	97	132
Redemption value adjustment on mandatorily redeemable units	—	2,471
Net change in unrealized (appreciation) depreciation on:
Investments	(14,341)	(8,878)
Derivative contracts	(3,162)	3,370
Foreign currency translation	9	(268)
Change in operating assets and liabilities:
Due from Investment Manager	2,318	(1,251)
Deferred offering costs	(893)	—
Interest receivable	(791)	(1,138)
Current tax assets	15	(7)
Other assets	(2,268)	(880)
Due to affiliates	6,122	14,358
Deferred tax liabilities, net	337	414
Income tax payable	131	—
Accrued expenses and other liabilities	534	1,687
Net cash used for operating activities	(110,417)	(61,437)

Cash flows from financing activities:
Deferred financing costs paid	(34)	(282)
Proceeds from Units issued	116,894	56,356
Distributions	(2,286)	—
Proceeds from issuance of mezzanine Units – related party	—	2,226
Proceeds from issuance of mandatorily redeemable Units – related party	—	47,024
Redemptions of mezzanine Units – related party	(26)	—
Redemptions of mandatorily redeemable Units – related party	—	(30,000)
Proceeds from subscriptions received in advance	6,647	15,302
Proceeds from line of credit agreement	—	3,000
Repayment of line of credit agreement	—	(2,000)
Net cash provided by financing activities	121,195	91,626

The accompanying notes are an integral part of these consolidated financial statements.

G-Infra LP
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2026	For the period from April 1, 2025 (commencement of operations) through September 30, 2025
Net increase in cash and cash equivalents and restricted cash	10,778	30,189
Cash and cash equivalents and restricted cash, beginning of period	41,877	—
Effects of foreign currency exchange rate changes on cash	—	—
Cash and cash equivalents and restricted cash, end of period	$52,655	$30,189

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$4,841	$—
Restricted cash, beginning of period	37,036	—
Cash and cash equivalents and restricted cash, beginning of period	41,877	—

Cash and cash equivalents, end of period	46,008	14,887
Restricted cash, end of period	6,647	15,302
Cash and cash equivalents and restricted cash, end of period	$52,655	$30,189
Supplemental disclosure of cashflow information:
Cash paid during the period for interest	$—	$11

Non-cash activities:
Deferred financing costs payable	$(640)	$(226)
Distributions payable	(3,025)	—
Remeasurement of redeemable units	—	88
Reinvestment of distributions	2,012	—
The accompanying notes are an integral part of these consolidated financial statements.

G-Infra LP
Condensed Consolidated Schedules of Investments (Unaudited)
(in thousands, except share data)

	As of September 30, 2026
Name of Investment	Geography	Fair Value	% of Net Assets
Investments
Direct Infrastructure Investments(1)
Communication Services
Other Direct Infrastructure Investments(2)	North America	$12,386	4.7%
Other Direct Infrastructure Investments(2)	Europe	10,189	3.9%
Total Communication Services		22,575	8.6%

Energy
Other Direct Infrastructure Investments(2)	Europe	9,375	3.6%
Total Energy		9,375	3.6%

Healthcare
Other Direct Infrastructure Investments(2)	Europe	7,456	2.8%
Total Healthcare		7,456	2.8%

Industrials
WSIP IV Falcon JV 1 S.à r.l. (Froy)
Common Equity (6,871,143 Shares)	Europe	12,301	4.7%
NOK 22,416 Notes due 08/07/2033	Europe	2,520	1.0%
		14,821	5.7%
Other Direct Infrastructure Investments(2)	Europe	12,137	4.6%
Other Direct Infrastructure Investments(2)	North America	8,148	3.1%
Total Industrials		35,106	13.4%

Information Technology
Blue Jay Quebec Topco Holdings, Inc.
Common Equity (34,125,000 Shares)	North America	27,884	10.6%
Total Information Technology		27,884	10.6%

Materials
Other Direct Infrastructure Investments(2)	Asia	3,385	1.3%
Total Materials		3,385	1.3%

Real Estate
Other Direct Infrastructure Investments(2)	Europe	12,588	4.8%
Total Real Estate		12,588	4.8%

Utilities
Other Direct Infrastructure Investments(2)	North America	10,646	4.0%
Total Utilities		10,646	4.0%

Total Direct Infrastructure Investments (Cost: North America $50,119, Europe $55,320, Asia $3,103)		$129,015	49.1%

The accompanying notes are an integral part of these consolidated financial statements.

G-Infra LP
Condensed Consolidated Schedules of Investments (Unaudited)
(in thousands, except share data)

	As of September 30, 2026
Name of Investment	Geography	Fair Value	% of Net Assets
Secondary Investments
Alternative Investments
Other Secondary Investments(2)	North America	$44,032	16.7%
Other Secondary Investments(2)	Various	24,574	9.3%
Other Secondary Investments(2)	Europe	11,985	4.6%
Total Secondary Investments (Cost: North America $42,133, Various $21,379, Europe $11,846)		$80,591	30.6%

Liquidity Assets
Bank Loans
Other Liquidity Assets(2)	North America	$38,069	14.5%
Other Liquidity Assets(2)	Europe	2,312	0.9%
Total Liquidity Assets (Cost: North America $38,266, Europe $2,332)		40,381	15.4%

Total Investments (Cost: $224,498)		$249,987	95.1%

Cash Equivalents
Goldman Sachs Central Government Fund(3)	North America	$34,784	13.2%
Total Cash Equivalents (Cost: $34,784)		34,784	13.2%

Derivative Contracts, net
Foreign Currency Forward Contracts	N/A	(195)	(0.1)%
Total Derivative Contracts (Cost: $0)		(195)	(0.1)%

Total Investments, Derivative Contracts and Cash Equivalents (Cost: $259,282)		$284,576	108.2%
__________________
(1) In 2026, the Partnership made certain sector reclassifications (which had no impact on the value of investments, net assets, or the results of operations). The sector classifications as of December 31, 2025 are unchanged from how they were previously reported.
(2) There were no single investments included in this category that exceeded 5% of net assets of the Partnership.
(3) Included in Cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

G-Infra LP
Condensed Consolidated Schedules of Investments (Unaudited)
(in thousands, except share data)

	As of December 31, 2025
Name of Investment	Geography	Fair Value	% of Net Assets
Investments
Direct Infrastructure Investments
Circular Economy & Other
WSIP IV Palace Holdco 1 S.à r.l. (Adapteo Group)
Common Equity (27,535,399 Shares)	Europe	$7,839	7.8%
€2,828 Notes due 01/25/2041	Europe	3,321	3.3%
Total Circular Economy & Other		11,160	11.1%

Digital Infrastructure
Global Compute Infrastructure Holdings, SCSp
Common Equity (568 Shares)	Europe	11,742	11.7%
Hawkeye TopCo Holdings, LLC (ImOn Communications)
Common Equity (72,061 Shares)	North America	12,010	11.9%
Total Digital Infrastructure		23,752	23.6%

Energy
Breathe Platform Aggregator S.à r.l. (Verdalia Bioenergy)
Common Equity (19,320,649,250 Shares)	Europe	4,852	4.8%
€115 Notes due 01/31/2029	Europe	136	0.1%
€263 Notes due 02/19/2029	Europe	309	0.3%
€792 Notes due 07/11/2029	Europe	930	0.9%
€2,081 Notes due 10/07/2029	Europe	2,444	2.4%
		8,671	8.5%
BrightNight Power, LLC
Common Equity (1,344 Shares)	North America	237	0.3%
Preferred Equity (1,344 Shares)	North America	6,714	6.7%
		6,951	7.0%
Other Direct Infrastructure Investments(1)	North America	3,186	3.1%
Total Energy		18,808	18.6%

Healthcare
Aragon Holdco GMBH (Amedes Group)
€6,301 Notes due 11/11/2033	Europe	7,399	7.4%
Other Investments in Direct Infrastructure(1)	Europe	589	0.6%
Total Healthcare		7,988	8.0%

Industrials
IBC Capital I Limited (GoodPack Pte Ltd.)
$6,684 Notes due 11/30/2028	Asia	6,806	6.8%
Other Investments in Direct Infrastructure(1)	Asia	302	0.3%
Total Industrials		7,108	7.1%
The accompanying notes are an integral part of these consolidated financial statements.

G-Infra LP
Condensed Consolidated Schedules of Investments (Unaudited)
(in thousands, except share data)

	As of December 31, 2025
Name of Investment	Geography	Fair Value	% of Net Assets
Transport & Logistics
WSIP IV Falcon JV 1 S.à r.l. (Froy)
Common Equity (6,871,143 Shares)	Europe	11,301	11.2%
NOK 22,416 Notes due 08/07/2033	Europe	2,223	2.2%
Total Transport & Logistics		13,524	13.4%

Total Direct Infrastructure Investments (Cost: North America $19,551, Europe $44,798, Asia $7,013)		$82,340	81.8%

Secondary Investments
Alternative Investments - Limited Partnership Units
Tailwater Infrastructure CV I LP (held through G-Infra Aggregator Holdings D LP)	North America	$7,866	7.8%
Ricarica SCSP (held through G-Infra Aggregator Holdings E LP)	Europe	6,992	7.0%
Other Investments in Secondary Infrastructure Investments(1)	North America	7,571	7.5%
Total Secondary Investments (Cost: North America $15,296, Europe $6,963)		$22,429	22.3%

Total Investments (Cost: $93,621)		$104,769	104.1%

Cash Equivalents
Goldman Sachs Financial Square Government Fund(2)	North America	$1,164	1.2%
Total Cash Equivalents (Cost: $1,164)		1,164	1.2%

Derivative Contracts, net
Foreign Currency Forward Contracts	N/A	(3,357)	(3.3)%
Total Derivative Contracts (Cost: $0)		(3,357)	(3.3)%

Total Investments, Derivative Contracts and Cash Equivalents (Cost: $94,785)		$102,576	102.0%
__________________
(1) There were no single investments included in this category that exceeded 5% of net assets of the Partnership.
(2) Included in Cash and cash equivalents in the Consolidated Statements of Assets and Liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
1. ORGANIZATION AND BUSINESS PURPOSE
G-Infra LP (the "Partnership"), a Delaware limited partnership, was formed on December 10, 2024 with initial capital commitments from an affiliate of Goldman Sachs & Co. LLC ("Original Limited Partner") which was not funded. The Original Limited Partner was relieved from its commitment to the Partnership upon First Closing (defined below). There were no other transactions undertaken by the Partnership until it commenced operations. The Partnership commenced operations on April 1, 2025 when it held its first close ("First Closing") for third-party investors and sold units of limited partnership interests (the "Units") in the Partnership as part of the Private Offering (defined below). The Partnership is a perpetual life fund with monthly, fully funded subscriptions and periodic redemptions and will continue in existence unless dissolved in specified circumstances including no-fault dissolution. The Partnership is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Partnership is conducting a continuous private offering (the "Private Offering") of its Units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), to investors that are both (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the Investment Company Act and rules thereunder).
G-Infra GP Advisors LLC (the "General Partner") is the general partner of the Partnership. Goldman Sachs & Co. LLC was the investment manager to the Partnership until November 30, 2025, and was then succeeded by Goldman Sachs Asset Management, L.P. ("GSAM") (each, as the context requires, the "Investment Manager") on December 1, 2025. Overall responsibility for the Partnership's oversight rests with the General Partner, subject to certain oversight rights held by the board of directors of the Partnership (the "Partnership Board"). The business and affairs of the Partnership are generally managed under the direction of the General Partner, as delegated to the Investment Manager. Under the investment management agreement, the General Partner has delegated to the Investment Manager the authority to make certain decisions and undertake certain actions, in each case, on behalf of the Partnership, including the authority to make investment, disposition and certain other management decisions.
The Partnership was formed for the principal purpose of seeking to generate long-term capital appreciation (or otherwise realize long-term compounded returns) through the creation of a diversified global portfolio of infrastructure investments.
The Partnership's investment activities focus on directly originated equity, equity-related, debt and similar securities or instruments (each, a "Direct Infrastructure Investment" and collectively, "Direct Infrastructure Investments"), which are managed by Goldman Sachs Asset Management Private ("AM Private") across its infrastructure sub-sectors. The Partnership also pursues certain other infrastructure-oriented secondary market opportunities ("Secondary Investments"), which are managed by Goldman Sachs Management External Investing Group ("XIG") and which seek to provide liquidity, capital or partnering solutions to investors and managers in the private markets and pursue other infrastructure oriented investment opportunities including those alongside certain current and future Goldman Sachs private investment funds focused on secondary investment strategies. For liquidity management, the Partnership holds cash and short term liquid instruments, such as bank loans, money-market instruments, securities and other liquid instruments (the "Liquidity Assets"). Collectively, these Direct Infrastructure Investments, Secondary Investments and Liquidity Assets constitute the Partnership's "Investments".
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Investment Manager has determined that the Partnership is an investment company in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Therefore, the Partnership follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946, Financial Services — Investment Companies ("ASC 946").
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting pursuant to Regulation S-X. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of management are necessary for the fair statement of results for the

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
periods presented. Certain financial information that is included in annual consolidated financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed herein. These consolidated financial statements should be read in conjunction with the Partnership's audited consolidated financial statements and notes related thereto for the period from April 1, 2025 (commencement of operations) through December 31, 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.
As the Partnership commenced operations on April 1, 2025, no comparative information has been presented for the corresponding nine month period ended September 30, 2025 for the Consolidated Statements of Operations, the Consolidated Statements of Changes in Net Assets and the Consolidated Statements of Cash Flows.
The preparation of the consolidated financial statements in conformity with GAAP requires the Investment Manager to make estimates and assumptions that may affect the reported amounts. Actual amounts could differ from those estimates. The Partnership's functional currency is U.S. dollars ("USD") and these consolidated financial statements have been prepared in that currency.
Basis of Consolidation
As provided under ASC 946, the Partnership consolidates its investment in an entity when it is an investment company in which the Partnership has a controlling financial interest or a controlled operating company whose business consists of providing services to the Partnership. Accordingly, the Partnership consolidates the financial position and results of operations of its wholly-owned or substantially wholly-owned investment companies (i.e. investment company subsidiaries). All significant intercompany transactions and balances have been eliminated in consolidation.
Fair Value Measurements
ASC 820, Fair Value Measurement, establishes a fair value hierarchy and specifies that a valuation technique used to measure fair value shall maximize the use of observable inputs and minimize the use of unobservable inputs. Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
•Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable (including, but not limited to, quoted prices for similar securities), either directly or indirectly;
•Level 3—Prices or valuations that require significant unobservable inputs (including assumptions in determining fair value measurement). The valuation of Level 3 investments represents management's best estimate of the amounts that we would anticipate realizing on the sale of these investments in an orderly transaction at such date.
Investments are classified within the level of the lowest significant input considered in determining fair value.
The Partnership uses net asset value ("NAV" or "Net Asset Value"), as a practical expedient, as its measure of fair value for investments in Secondary Investments when (i) the investment does not have a readily determinable fair value and (ii) the NAV of the investment is calculated in a manner consistent with the measurement principles of investment company accounting, including measurement of the underlying investments at fair value. An investment in Secondary Investments using NAV as its measure of fair value is excluded from the fair value hierarchy.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
Investments at Fair Value
The Partnership measures its investments at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the exit price) in an orderly transaction between market participants at the measurement date. The fair valuation technique depends on the investment characteristics and the availability of observable inputs.
Valuations are determined in accordance with the Investment Manager's valuation policy and subject to verification procedures. Periodically, a "Valuation Committee" of the Investment Manager convenes to approve and oversee the application of valuation policies, and review various valuation risk metrics for the investments managed by the Investment Manager, including investments for which market quotations are not readily available.
Publicly traded investments in active markets are reported at the market closing price, less a discount, as appropriate, as determined by the Investment Manager to reflect restrictions on disposition where such restrictions are an attribute of the investment.
Market quotations are generally used to assess the value of investments when such market quotations are readily available. The Investment Manager shall obtain these market quotations from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available, otherwise from a principal market maker or a primary market dealer.
In the absence of quoted market prices, fair value is determined by the Investment Manager considering industry-accepted valuation methodologies, including but not limited to, the income approach and the market approach. Due to the inherent uncertainties of valuation, these estimated fair values may differ significantly from the values that would have been realized had a readily available market for these investments existed.
Under the income approach the Investment Manager determines fair value by making assumptions over a projection period regarding unobservable inputs such as revenues, operating income, capital expenditures, income taxes, working capital needs and the terminal value and exit multiple, among other things, of the investee company and discounting those projected cash flows at a discount rate that it deems appropriate for the investee company.
Under the market approach, the Investment Manager determines fair value by reference to a recent transaction involving the investment or by reference to observable valuation measures for companies or assets that are determined by the Investment Manager to be comparable. Such valuation measures could include, among other things, observable valuation multiples of comparable companies (e.g. earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples or revenue multiples) and/or transaction prices involving significant equity interests in comparable companies.
Investments may also be valued at their acquisition price for a period of time after an acquisition as the best measure of fair value in the absence of any conditions or circumstances that would indicate otherwise. In the event of an announced sale of investments with a definitive agreement in place, investments may also be valued using a discount-to-sale approach as the primary method with emphasis given to certain considerations including, but not limited to regulatory approval, financing, completion of due diligence and break-up fees. Minority investments in companies where the Partnership has limited information rights may also be valued using a recent round of financing as the primary method considering the nature of the transaction, the rights and privileges of the investments subject to the transaction and any changes in the investment that have occurred since the transaction.
Investments in debt securities that are not listed on an exchange but for which external pricing sources, such as dealer quotes or independent pricing services, may be available are valued by the Investment Manager after considering, among other factors, such external pricing sources, recent trading activity or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks.
Derivative instruments are valued based on contractual cash flows and observable inputs generally comprising of yield curves and foreign currency rates.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
Investments in Secondary Investments are generally valued using the reported NAV of the investee funds as a practical expedient for fair value. When acquiring investments, the Investment Manager undertakes due diligence procedures that include an assessment of the valuation policies of the investments. The Investment Manager generally relies on valuations provided by the general partners of its investments, if appropriate. If the Investment Manager determines, based on its due diligence and investment monitoring procedures, that NAV does not represent fair value or if the investee fund is not an investment company, the Investment Manager will estimate the fair value in a manner that is consistent with its valuation policies.
Cash and Cash Equivalents
Cash and cash equivalents includes deposits held at a bank or a custodian bank and short-term, highly liquid investments with original maturities of three months or less. As of September 30, 2026 and December 31, 2025, cash equivalents consisted of an investment in an affiliated money market fund. See Note 8 - "Related Party Transactions" for further information about this investment. The Partnership's cash deposits at banks may, at times, exceed the federally insured deposit levels. As of September 30, 2026 and December 31, 2025, substantially all of the Partnership's cash deposits were with a single, high credit-quality bank.
Restricted Cash
Restricted cash consists of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Partnership's transfer agent, but in the name of the Partnership.
Income Taxes
The Partnership is not directly subject to any U.S. federal and state income taxes, and each Unitholder is individually responsible for reporting its share of the Partnership's income or loss.
The Partnership operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and are therefore subject to current and deferred income taxes at the subsidiary level. The Partnership and its taxable subsidiaries file U.S. federal income tax returns and various state and local filings in jurisdictions in which they have nexus.
It is expected that the Partnership will be operated in such a manner that it will either not be a publicly traded partnership or it will qualify for the passive income exclusion for each taxable year. If the U.S. Internal Revenue Service were to determine that for a given taxable year the Partnership did not qualify for the passive income exclusion and that it was a publicly traded partnership, the taxable income of the Partnership (from that taxable year and after) would be subject to corporate U.S. federal, state, and local income tax when recognized by the Partnership.
Deferred Taxes
Income taxes are accounted for under the asset and liability method in accordance with GAAP. For certain consolidated subsidiaries deferred taxes are recognized for future tax consequences attributable to temporary differences between the carrying value of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized based on the weight of all available evidence, both positive and negative.
Uncertain Tax Positions
Income tax filing positions are analyzed in all required U.S. and foreign tax jurisdictions for open tax years. Uncertain tax positions are recognized when it is more likely than not that the position will be sustained by the taxing authorities, based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the consolidated financial statements.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
Revenue Recognition
The Partnership recognizes interest income from Investments when earned pursuant to the terms of the respective Investment. The Partnership recognizes dividend income from its Investments when declared. When the Partnership receives proceeds from Investments, the Partnership determines the character of such proceeds and then records any interest income, dividend income, realized gain or loss, or return of capital accordingly. Recognition of premiums and discounts on debt investments that are acquired are deferred and recorded over the term of the Investment as an adjustment to interest income.
Certain investments may have the option for payment-in-kind ("PIK") interest. PIK interest represents accrued interest that is capitalized and added to the outstanding principal balance of the underlying investment rather than being paid in cash and generally becomes due at maturity. PIK interest is recorded as interest income in the Consolidated Statements of Operations. Capitalized PIK interest is included in the cost basis of investments.
Net Realized and Unrealized Gain (Loss) on Investments
Unrealized gains and losses from the Investments are included in net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.
Realized gains or losses reflect the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized appreciation or depreciation reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Allocation of Partnership Profits and Losses
For each monthly accounting period, the appreciation or depreciation of the net assets of the Partnership shall be allocated among each Class and Series, other than the Series A Units (held by Carry Recipients), pro rata in accordance with the relative Class balance and Series balance (determined prior to any year-to-date accrued Carried Interest) of each such Class and Series, as applicable, as of the beginning of such accounting period, after giving effect to any subscriptions as of the beginning of such accounting period (but, for the avoidance of doubt, without reduction for any Management Fees or Servicing Fees paid or accrued during such accounting period).
For each annual (or other) period in which the Carry Recipients are entitled to receive Carried Interest from the Partnership in respect of a Class or Series, the appreciation of the net assets of the Partnership initially or previously allocated to such Class or Series shall be re-allocated, as of the last day of such period, from the Class balance or Series balance of such Class or Series and associated sub-accounts of the Unitholders of such Class or Series to the Series balance of the Series A Units.
Derivative Instruments
The Partnership uses derivative financial instruments in order to limit portfolio currency risk. By entering into forward foreign exchange currency contracts, the Partnership agrees to exchange different currencies at a specified exchange rate at an agreed-upon future date. Forward contracts are not designated as hedges for accounting purposes.
Derivative contracts are stated at fair value and recognized as assets and liabilities in the Consolidated Statements of Assets and Liabilities. Gains and losses resulting from the change in fair value are reflected in net change in unrealized appreciation (depreciation) on derivative contracts in the Consolidated Statements of Operations. Realized gains or losses recorded on termination or from periodic cash flow payments are reflected in net realized gains (losses) from derivative contracts in the Consolidated Statements of Operations. The Partnership has elected to not offset derivative assets and liabilities in its Consolidated Statements of Assets and Liabilities, including cash, that may be received or paid as part of collateral arrangements, even when an enforceable master netting agreement is in place that provides the Partnership, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty's rights and obligations.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
Translation of Foreign Assets and Liabilities
Transactions in foreign currencies are translated into USD at the prevailing exchange rates on the respective dates of the transactions. Assets and liabilities denominated in foreign currencies are translated into USD at the rates of exchange as of the date of the Consolidated Statements of Assets and Liabilities.
Any realized and unrealized foreign currency exchange gains and losses from non-U.S. dollar denominated assets or liabilities, including investments, arising from changes in foreign currency exchange rates are included in net realized gain (loss) from foreign currency transactions and net change in unrealized appreciation (depreciation) on foreign currency translation, respectively, in the Consolidated Statements of Operations.
Organization and Offering Costs
Organization costs were recorded by the Partnership as an expense and are reported in organization costs in the Consolidated Statements of Operations. Offering costs are capitalized as an asset and are amortized into expense over a 12-month period, and such expense is reported in deferred offering cost amortization in the Consolidated Statements of Operations. The costs incurred prior to the First Closing were paid for by the Investment Manager and became a liability of the Partnership on April 1, 2025 when the Partnership held its first offering and commenced operations. See Note 8 - "Related Party Transactions" for more information about amounts owed by the Partnership to the Investment Manager for organization and offering costs.
Mandatorily Redeemable Units and Mezzanine Units
The Partnership issued Series G Units in 2025 in connection with the Seed Capital, as defined in Note 8 - "Related Party Transactions", all of which had been redeemed by the Partnership by December 31, 2025.
The Partnership is a covered fund, as defined in Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Regulation VV as adopted by the Board of Governors of the Federal Reserve, each as amended (the "Volcker Rule"); thus, Goldman Sachs is prohibited from owning more than 3% of the outstanding "ownership interests" of the Partnership (as defined in the Volcker Rule). The Volcker Rule includes a "one year investment rule" for the initial seeding period under which Goldman Sachs was required to divest one year after the first closing in the Partnership, to remain compliant with the Volcker Rule. Under GAAP, the portion of the Seed Capital greater than 3% of the Partnership's outstanding ownership interests was considered mandatorily redeemable and was classified as a liability. These mandatorily redeemable units were subsequently measured at redemption value, based on the Partnership's transactional net asset value ("Transactional NAV") at the reporting date, with the change in the value from the previous period recognized as redemption value adjustment on mandatorily redeemable units in the Consolidated Statements of Operations.
The portion of the Seed Capital that was equal to 3% of the outstanding ownership interests of the Partnership was classified as mezzanine units.
These mezzanine units were subsequently measured at redemption value based on the Transactional NAV, with the change in the value from the previous period charged to other Unitholders.
See Note 8 - "Related Party Transactions" for more information about the Series G Units.
Segment Reporting
The Partnership operates through a single reportable segment. The chief operating decision maker (the "CODM") is comprised of the Partnership's CEO and CFO. The CODM assesses the performance of, allocates resources and makes operating decisions for the Partnership primarily based on the Partnership's Net increase (decrease) in Net Assets resulting from operations. Reportable segment assets are reflected in the Consolidated Statements of Assets and Liabilities as Total Assets and reportable segment significant expenses reviewed by the CODM are listed in the Consolidated Statements of Operations.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03 "Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)" to improve the disclosures about an entity's expenses. This ASU requires a disaggregation of certain expense categories included within the expense captions on the face of the income statement. This ASU is effective for the Partnership beginning in the fourth quarter of 2027, with early adoption permitted. It can be applied either prospectively or retrospectively. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Partnership's financial condition, results of operations or cash flows.
In September 2026, the FASB issued ASU No. 2026-03, "Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions." This ASU requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. This ASU is effective for the Partnership beginning in January 2028. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.
3. INVESTMENTS AND FAIR VALUE MEASUREMENTS
The following table presents the Partnership's financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 ($ in thousands):

	Level 1	Level 2	Level 3	NAV	Total
September 30, 2026
Assets
Cash Equivalents
Affiliated Money Market Fund	$34,784	$—	$—	$—	$34,784
Total Cash Equivalents	$34,784	$—	$—	$—	$34,784
Investments
Direct Infrastructure Investments	$—	$—	$129,015	$—	$129,015
Secondary Investments	—	—	—	80,591	80,591
Liquidity Assets	—	40,295	86	—	40,381
Total Investments	$—	$40,295	$129,101	$80,591	$249,987
Derivative contracts, at fair value	—	1,197	—	—	1,197
Total Assets	$34,784	$41,492	$129,101	$80,591	$285,968
Liabilities
Derivative contracts, at fair value	$—	$(1,392)	$—	$—	$(1,392)
Total Liabilities	$—	$(1,392)	$—	$—	$(1,392)

December 31, 2025
Assets
Cash Equivalents
Affiliated Money Market Fund	$1,164	$—	$—	$—	$1,164
Total Cash Equivalents	$1,164	$—	$—	$—	$1,164
Investments
Direct Infrastructure Investments	$—	$—	$82,340	$—	$82,340
Secondary Investments	—	—	—	22,429	22,429
Total Investments	$—	$—	$82,340	$22,429	$104,769
Derivative contracts, at fair value	—	40	—	—	40
Total Assets	$1,164	$40	$82,340	$22,429	$105,973
Liabilities
Derivative contracts, at fair value	$—	$(3,397)	$—	$—	$(3,397)
Total Liabilities	$—	$(3,397)	$—	$—	$(3,397)

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
The following tables present a summary of the changes in fair value measurements of the Partnership's assets measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2026 and for the period from April 1, 2025 (commencement of operations) through September 30, 2025 ($ in thousands):

Fair Value Measurements Using Level 3 Inputs
Balance at December 31, 2025	$82,340
Purchase of investments	45,325
Sales and proceeds from investments	(8,473)
Realized gain/(loss)	415
Change in unrealized appreciation (depreciation)	9,494
Transfers out(1)	—
Balance at September 30, 2026	$129,101
Change in unrealized appreciation (depreciation) related to financial assets still held at the reporting date	$9,308
(1)Transfers out of Level 3, if any, are due to an increase in the quantity and reliability of broker quotes obtained by the Investment Manager.

Fair Value Measurements Using Level 3 Inputs
Balance at April 1, 2025 (commencement of operations)	$—
Purchase of investments	72,254
Change in unrealized appreciation (depreciation)	8,878
Balance at September 30, 2025	$81,132
Change in unrealized appreciation (depreciation) related to financial assets still held at the reporting date	$8,878

Transfers between levels of the fair value hierarchy are recorded as if the transfer took place at the beginning of the reporting period.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
The following tables present information about the valuation techniques and significant unobservable inputs used for the fair value measurements of the Partnership's Level 3 Investments as of September 30, 2026 and December 31, 2025 ($ in thousands):

Level 3 Investments	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Weighted-Average(1)	Ranges	Impact to Valuation from an Increase in Input
September 30, 2026
Direct Infrastructure Investments	$7,096	Comparable multiple	EBITDA multiple	13.0x	13.0x	Increase
	118,534	Discounted cash flows	Discount rate	15.7%	14.0% - 24.0%	Decrease
		Discounted cash flows	EBITDA Exit multiple	13.8x	10.0x - 18.0x	Increase
	3,385	Recent transactions	N/A
Liquidity Assets	86	Third party pricing	N/A
Total Investments	$129,101

Level 3 Investments	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Weighted-Average(1)	Ranges	Impact to Valuation from an Increase in Input
December 31, 2025
Direct Infrastructure Investments	$11,741	Comparable multiple	EBITDA multiple	19.7x	19.7x	Increase
	62,539	Discounted cash flows	Discount rate	14.7%	14.0% - 23.0%	Decrease
		Discounted cash flows	EBITDA Exit multiple	12.6x	10.0x - 15.0x	Increase
	8,060	Recent transactions	N/A
Total Investments	$82,340
(1) Inputs are weighted based on fair value of the investments included in the range.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
There were no single investments in Secondary Investments whose fair value exceeded 5% of total net assets as of September 30, 2026.
The following table presents the Partnership's exposure in underlying investments held directly or indirectly through the Secondary Investments, which constitute greater than 5% of the Partnership's total Net Assets as of December 31, 2025 (based on best available information as of the reporting date) ($ in thousands):

			Underlying Affiliated Investee Funds
Investment Name	Investment Strategy	% of Total Net Assets	Investment Type	Investment Name	Industry Focus	% of Total Net Assets	Proportionate Fair Value
December 31, 2025
Tailwater Infrastructure CV I LP	Infrastructure	7.8%	Equity Securities	TWC-PMII Investco, LLC	Energy	7.7%	$7,786
Ricarica SCSP	Infrastructure	7.0%	Equity Securities	iPlanet S.p.A	Digital Infrastructure	N/A(1)	N/A(1)
__________________
(1) Information about the investee fund's portfolio is not available.

4. DERIVATIVE INSTRUMENTS
The Partnership's derivative contracts consist of foreign currency forward contracts. The table below presents the Partnership's aggregate derivative contracts, as well as their classification in the Consolidated Statements of Assets and Liabilities ($ and notional amounts in thousands):

Derivatives Not Designated As Hedging Instruments
			Derivative Assets	Derivative Liabilities
	Currency Forwards	Aggregate Notional Amounts	Fair Value	Fair Value
September 30, 2026
Derivative contracts, at fair value	EUR	56,630	$785	$(707)
	NOK	141,291	—	(623)
	PLN	47,985	112	(38)
	CAD	38,675	300	(24)
Total			$1,197	$(1,392)
December 31, 2025
Derivative contracts, at fair value	EUR	42,007	$40	$(1,733)
	NOK	118,679	—	(1,119)
	PLN	41,308	—	(545)
Total			$40	$(3,397)

G-Infra LP
Notes to Unaudited Consolidated Financial Statements

The table below presents the effects of the Partnership's derivatives contracts in the Consolidated Statements of Operations ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2026	For the period from April 1, 2025 (commencement of operations) through September 30, 2025
	2026	2025
Net realized gain (loss) on derivative contracts	$(71)	$—	$(1,670)	$—
Net change in unrealized appreciation (depreciation) on derivative contracts	(356)	189	3,162	(3,370)
Total net realized and unrealized gains (losses) on derivative contracts	$(427)	$189	$1,492	$(3,370)
The Partnership has agreements with each of its derivative counterparties that contain a provision where if the Partnership either defaults or is capable of being declared in default on any of its indebtedness, then the Partnership could also be declared in default on its derivative obligations.
As of September 30, 2026 and December 31, 2025, the Partnership had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Partnership had breached any of these provisions, it could have been required to settle its obligations under these agreements at their aggregate termination value.
5. COMMITMENTS AND CONTINGENCIES
Commitments
The Partnership may enter into investment commitments through executed agreements or commitment letters. In many circumstances, for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies.
As of September 30, 2026 and December 31, 2025, the Partnership had $25.7 million and $12.2 million of unfunded commitments related to Secondary Investments. As of September 30, 2026 and December 31, 2025, the Partnership had $42.4 million and $0 of unfunded commitments related to Direct Infrastructure Investments.
Contingencies
The Partnership may, from time to time, be party to various legal matters arising in the ordinary course of business, including claims and litigation proceedings. As of September 30, 2026 and December 31, 2025, the Partnership was not subject to any material litigation nor was the Partnership aware of any material litigation threatened against it.
Indemnifications
In the normal course of business, the Partnership enters into contracts whereby the Partnership agrees to indemnify various parties, including with respect to representations made by the Partnership. Any exposure of the Partnership under these arrangements could involve future claims that may be made against the Partnership. Currently, no such claims exist or are expected to arise and, accordingly, the Partnership has not accrued any liability in connection with such indemnifications.
6. LINE OF CREDIT AGREEMENT
On April 11, 2025, the Partnership entered into a Senior Credit Agreement (the "Credit Agreement") which provided the Partnership with revolving loans up to a maximum commitment of $25.0 million. The Credit Agreement expired on September 30, 2026. On September 30, 2026, the Partnership entered into a new Senior

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
Credit Agreement (the "New Credit Agreement"). The New Credit Agreement provides the Partnership with revolving loans up to a maximum commitment of $50.0 million, of which $35.0 million is under a private asset tranche and $15.0 million is under a liquid asset tranche as of September 30, 2026. The New Credit Agreement includes an uncommitted accordion feature that allows the borrower to increase the commitment under the facility up to $450.0 million in the aggregate under certain conditions. As of September 30, 2026 and December 31, 2025, the Partnership had no outstanding balance under the New Credit Agreement and Credit Agreement.
The stated maturity date for the New Credit Agreement with respect to the liquid asset tranche is September 30, 2027, and private asset tranche is September 28, 2029. The Partnership has the option to request extensions of the stated maturity date for periods of up to one year each.
Each loan under the facility will accrue interest at a rate per annum equal to the applicable Benchmark, Alternative Base Rate or Central Bank Rate (as defined in the New Credit Agreement) plus an applicable margin. The interest rate margin for loans under the private asset tranche is, in the case of benchmark rate loans, 2.85% per annum, and in the case of alternate base rate loans, 1.85% per annum. The interest rate margin for loans under the liquid asset tranche is, in the case of benchmark rate loans, 1.70% per annum, and in the case of alternate base rate loans, 0.70% per annum.
Loans under the Credit Agreement accrue interest at a rate per annum equal to the 3-month term Secured Overnight Financing Rate ("SOFR") plus a spread that ranges from 2.00% to 2.50% per annum, or certain alternative rates made available to the Partnership under the terms of the Credit Agreement if the SOFR rate is unavailable.
To secure the payment and performance of the outstanding obligations, along with accrued and unpaid interest, the Partnership has entered into a first priority security interest and lien on its investment proceeds and distributions with the administrative agent for the benefit of the lenders.
Under the terms of the New Credit Agreement, the Partnership is subject to customary affirmative and negative covenants. As of September 30, 2026, the Partnership was in compliance with these covenants.
7. NET ASSETS
Offering of Units
Pursuant to the Amended and Restated Agreement of Limited Partnership of the Partnership, dated April 1, 2025, as subsequently amended and restated on August 24, 2026 (the "Partnership Agreement"), the Partnership may issue an unlimited number of Classes or Series of Units. The Partnership is authorized to offer Series A Units, Series C Units, Series G Units, Series 1869 Units, Series R1 Units, Series I0 Units, Series RSD0 Units, Series N Units, and Series NV Units. The key differences among the Series of Units include ongoing servicing fees, Management Fees and Carried Interest (as such terms are defined below).
The initial subscription price for Units was $100.00 per Unit (except for Series A, Series C and Series G, which were each offered for $1.00 per Unit). On an ongoing basis, subscriptions for Units may generally be made but will only be accepted as of the last business day of each calendar month (a "Subscription Date"), unless the General Partner determines otherwise. Unit issuances related to monthly subscriptions are effective the first calendar day of each month and will be issued at the Partnership's transactional net asset value ("Transactional NAV") as of the applicable Subscription Date. The Transactional NAV for purposes of subscriptions, redemption proceeds and other purposes is generally calculated in accordance with the methodology set forth in the Investment Manager's valuation policy in respect of the Partnership.
During its offering period, Unitholders may collectively subscribe for Series RSD0 Units up to a maximum aggregate subscription amount of $75.0 million; provided that subscriptions for the Series RSD0 Units in excess of this maximum may be accepted in the discretion of the General Partner.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
The following table presents the Partnership's activity in Units for the three and nine months ended September 30, 2026, three months ended September 30, 2025 and for the period from April 1, 2025 (commencement of operations) through September 30, 2025:

	Balance at June 30, 2026	Subscriptions	Reinvestment of Distributions	Transfers In(1)	Transfers Out(1)	Balance at September 30, 2026
Series A Units	20,000	—	—	—	—	20,000
Series 1869 Units	161,929	9,032	1,266	—	—	172,227
Series I0 Units	1,239,148	335,725	10,406	—	—	1,585,279
Series RSD0 Units	607,447	—	6,560	—	(462,387)	151,620
Series C Units	10,000	—	—	—	—	10,000
Series N Units	—	110	—	—	—	110
Series NV Units	—	—	—	462,387	—	462,387
Total	2,038,524	344,867	18,232	462,387	(462,387)	2,401,623

	Balance at December 31, 2025	Subscriptions	Reinvestment of Distributions	Transfers In(1)	Transfers Out(1)	Balance at September 30, 2026
Series A Units	20,000	—	—	—	—	20,000
Series 1869 Units	157,304	13,657	1,266	—	—	172,227
Series I0 Units	663,147	911,726	10,406	—	—	1,585,279
Series RSD0 Units	150,000	457,447	6,560	—	(462,387)	151,620
Series C Units	10,000	—	—	—	—	10,000
Series N Units	—	110	—	—	—	110
Series NV Units	—	—	—	462,387	—	462,387
Total	1,000,451	1,382,940	18,232	462,387	(462,387)	2,401,623

	Balance at June 30, 2025	Subscriptions	Reinvestment of Distributions	Transfers In(1)	Transfers Out(1)	Balance at September 30, 2025
Series A Units	—	—	—	—	—	—
Series 1869 Units	—	—	—	—	—	—
Series I0 Units	245,018	159,890	—	—	—	404,908
Series RSD0 Units	150,000	—	—	—	—	150,000
Series C Units	10,000	—	—	—	—	10,000
Total	405,018	159,890	—	—	—	564,908

	Balance at April 1, 2025 (commencement of operations)	Subscriptions	Reinvestment of Distributions	Transfers In(1)	Transfers Out(1)	Balance at September 30, 2025
Series A Units	—	—	—	—	—	—
Series 1869 Units	—	—	—	—	—	—
Series I0 Units	—	404,908	—	—	—	404,908
Series RSD0 Units	—	150,000	—	—	—	150,000
Series C Units	—	10,000	—	—	—	10,000
Total	—	564,908	—	—	—	564,908
(1) In September 2026, certain Series RSD0 Units were exchanged for an equivalent number of Series NV Units

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
Distributions
The Partnership may declare distributions from time to time. The Partnership cannot guarantee that it will make any distributions, and any distributions will be made at the discretion of the Partnership's General Partner.
The following table details aggregate quarterly distributions per Unit declared to Unitholders as of the applicable record date for each of the applicable Series of the Partnership's Units for the nine months ended September 30, 2026:

Record Date	Payment Date	Series 1869 Units	Series I0 Units	Series RSD0 Units	Series N Units	Series NV Units
June 1, 2026	August 6, 2026	$1.12	$1.11	$1.20	$—	$—
September 1, 2026	October 26, 2026	1.47	1.14	1.57	0.46	1.57
Total		$2.59	$2.25	$2.77	$0.46	$1.57
For the period from April 1, 2025 (commencement of operations) through September 30, 2025, the Partnership made no distributions to its Unitholders.
Distribution Reinvestment Plan
The Partnership may declare distributions from time to time. The Partnership has a voluntary distribution reinvestment plan ("DRIP"), where cash distributions are reinvested in Units of the same Series. In general, all cash distributions to Unitholders are subject to the terms of the Partnership's DRIP. Such cash distributions will automatically be reinvested under the DRIP unless Unitholders have elected to opt-out of the DRIP and receive cash.
Unit Redemption Plan
The Partnership offers a unit redemption plan (the "Unit Redemption Plan"), allowing Unitholders to request redemption of their Units. Redemptions are generally processed on the last business day of each calendar quarter, or on other dates as determined by the General Partner.
Aggregate redemptions are subject to a redemption cap, limiting them to 5% per calendar quarter of the Partnership's Transactional NAV (the "Redemption Cap") as of the immediately preceding redemption date. If redemption requests exceed this cap, they will be reduced pro rata among all Unitholders who submitted valid requests. The General Partner, in consultation with the Investment Manager, has the ability to accept or reject redemption requests, waive the Redemption Cap, or modify, suspend, or terminate the Unit Redemption Plan in its discretion.
Early Exit Fee
An early exit fee of 5% of the Transactional NAV (the "Early Exit Fee") of the Units being redeemed will be applied to any Units being so redeemed that have been held for less than two years, except as provided in the Partnership Agreement. This fee reduces the redemption proceeds paid to the Unitholder. Series RSD0 Units and Series NV Units shall not be redeemed during a period of two years after the date such Units were issued (the "Series RSD Lock-Up Period" and "Series NV Lock-Up Period", respectively).

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
8. RELATED PARTY TRANSACTIONS
Due to Affiliates
The table below presents information regarding due to affiliates as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Management Fee	$1,574	$240
Organization and Offering Costs	4,295	4,295
Partnership's fees and expenses	5,108	1,135
Carried Interest	939	142
Transfer Agent Fee	51	33
Total	$11,967	$5,845
Partnership Agreement
The Partnership has entered into the Partnership Agreement with the General Partner. Under the terms of the Partnership Agreement, overall responsibility for the Partnership's oversight rests with the General Partner, subject to certain oversight rights held by the Partnership Board.
Investment Management Agreement
The Partnership entered into an investment management agreement (the "Investment Management Agreement") with the Investment Manager, pursuant to which the Investment Manager is responsible for sourcing, evaluating and monitoring the Partnership's investment opportunities and making decisions related to the origination, acquisition, management, financing and disposition of the Partnership's investments, in accordance with the Partnership's investment objectives, guidelines, policies and limitations, subject to oversight by the General Partner.
Management Fee
In accordance with the Partnership Agreement, the Investment Manager receives from the Partnership a management fee (the "Management Fee") as compensation for its management and administrative services, except that no Management Fee was charged during the first six months following the First Closing. No Management Fee is charged to Series A, Series C, Series G and Series N Units. A Management Fee of 1.25% of the Transactional NAV per annum is charged to Series I0 Units, Series R1 Units, Series RSD0 Units, and Series NV Units and 0.625% of the Transactional NAV per annum to Series 1869 Units. The Investment Manager may elect to receive the Management Fee in cash or Units and/or shares, units or interests (as applicable) of any intermediate entity through which the Partnership indirectly invests in an Investment, or any combination of the foregoing.
During the Series RSD Lock-Up Period and Series NV Lock-Up Period, Series RSD0 Units and Series NV Units shall be subject to a 50% discount to the Management Fee rate. The monthly Management Fee for a Series shall be equal to one-twelfth (1/12) of the applicable per annum Management Fee rate for such Series as of the beginning of the first business day of each month.
For the three and nine months ended September 30, 2026, the Investment Manager earned $0.7 million and $1.6 million in Management Fees and such amount is included in due to affiliates in the Consolidated Statements of Assets and Liabilities. For the three months ended September 30, 2025 and for the period from April 1, 2025 (commencement of operations) through September 30, 2025, no Management Fees were earned by the Investment Manager. As of September 30, 2026 and December 31, 2025, the Partnership had $1.6 million and $0.2 million of Management Fees payable to the Investment Manager.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
Organization and Offering Costs
The Investment Manager advanced all of the organization and offering costs incurred through the First Closing. The Partnership will reimburse the Investment Manager for the Partnership's organization and offering costs within two years following the First Closing. As of September 30, 2026 and December 31, 2025, the Investment Manager advanced $4.3 million under this arrangement and such amount is included in due to affiliates in the Consolidated Statements of Assets and Liabilities.
Partnership's fees and expenses
The Investment Manager has paid certain professional fees and financing costs on the Partnership's behalf. As of September 30, 2026 and December 31, 2025, the Partnership had $5.1 million and $1.1 million payable to the Investment Manager related to such costs.
Carried Interest
Goldman Sachs and its affiliates ("Carry Recipients") will be entitled to receive carried interest ("Carried Interest") from the Partnership equal to 12.5% of the Total Return with respect to Series I0, Series R1, Series RSD0, and Series NV and 6.25% of Total Return with respect to Series 1869 Units, subject in all cases to a 5% annual Hurdle Amount and a High Water Mark (each as defined in the Partnership Agreement), as further discussed below. During the Series RSD Lock-Up Period and Series NV Lock-Up Period, Series RSD0 Units and Series NV Units shall be subject to a 50% discount to the Carried Interest rate.
The Carry Recipients will be entitled to receive the Carried Interest from the Partnership annually in respect of each Series subject thereto, which shall be accrued monthly and allocated to the Carry Recipients in respect of their Series A Units as of the last Business Day of each calendar year or upon any redemption of Units (with respect to such redeemed Units). No Carried Interest was charged or accrued during the first six months following the First Closing and the last day of such six-month period is treated as the end of a Carried Interest period for purposes of calculating future Carried Interest.
Notwithstanding anything herein to the contrary, the Carried Interest shall be calculated and allocated separately in respect of each relevant Series as follows:
•No Carried Interest based on Total Returns in any period in which the Total Returns for such period do not exceed the sum of (i) the Hurdle Amount for that period and (ii) the High Water Mark (any such excess, "Excess Profits").
•100% of the Excess Profits until the total amount allocated to the Carry Recipients equals 12.5% (or 6.25% with respect to Series 1869 Units and with respect to Series RSD0 Units and Series NV Units during the Series RSD Lock-Up Period and Series NV Lock-Up Period) of the sum of (i) the Hurdle Amount for that period and (ii) any amount allocated to the Carry Recipients pursuant to this paragraph.
•To the extent there are remaining Excess Profits, 12.5% (or 6.25% as applicable to each Series of Units) of such remaining Excess Profits shall be allocated to the Carry Recipients.
When Carried Interest becomes payable, the Partnership may settle the amount by issuing new Series A Units, increasing the value of existing Series A Units, or using a combination of both. Series A Units are used solely to deliver Carried Interest and do not otherwise participate in the Partnership's investment performance.
For the three and nine months ended September 30, 2026, the Partnership recognized $0.9 million and $1.6 million of Carried Interest in the Consolidated Statements of Operations of which $0.7 million was waived by the Investment Manager in June 2026. For the three months ended September 30, 2025 and for the period from April 1, 2025 (commencement of operations) through September 30, 2025, no Carried Interest was recognized. As of September 30, 2026 and December 31, 2025, the Carried Interest accrual of $0.9 million and $0.1 million is included in due to affiliates in the Consolidated Statements of Assets and Liabilities. In October 2026, the Investment Manager determined to waive the Carried Interest applicable to the Partnership for the period from July 1, 2026 to September 30, 2026.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
Seed Capital by Goldman Sachs
In April 2025, the Partnership issued an aggregate amount of $49.3 million in Series G Units to affiliates of Goldman Sachs, per unit, for an aggregate price of $49.3 million (the "Seed Capital").
The redemption rights for these Units are distinct from those of other Unitholders. Specifically, the redemption of Series G Units are not subject to any of the standard redemption limitations or restrictions, such as the Redemption Cap or the Early Exit Fee. Prior to December 31, 2025, all Series G Units were redeemed by the Partnership at a redemption value of $52.0 million, and no Seed Capital was outstanding as of September 30, 2026 or December 31, 2025.
Units Held by Affiliates
The Series A Units and Series G Units are held by affiliates of the Investment Manager. G-Infra Offshore Feeder I LP and G-Infra Offshore Feeder II LP (collectively, "Feeder Funds") also invest into the Partnership. The Series C Units are available only to (i) Goldman Sachs, (ii) Goldman Sachs investment professionals and employees, (iii) Goldman Sachs entities formed to facilitate investment by Goldman Sachs and such Goldman Sachs investment professionals and employees and (iv) Value Accelerator Members (as defined in the Partnership Agreement), Industry Advisors (as defined in the Partnership Agreement) and Consulting Groups (as defined in the Partnership Agreement). The Series G Units are available to Goldman Sachs entities providing seed capital to the Partnership in accordance with and subject to applicable laws and regulations.
As of September 30, 2026 and December 31, 2025, all of the Series C Units were held by the General Partner.
G-Infra Lux
The Partnership invests alongside G-Infra (Lux), a sub-fund of Goldman Sachs Alternatives SICAV ("G-Infra Lux"), an investment vehicle domiciled in Luxembourg which is available for investment predominantly by certain non-U.S. persons. While the Partnership and G-Infra Lux have substantially similar investment objectives and strategies and are expected to have highly overlapping investment portfolios, they are operated as distinct investment structures.
Due from Investment Manager
The Investment Manager has agreed to bear, without reimbursement, Eligible Operating Expenses (as defined in the Partnership Agreement) exceeding 0.60% per annum of the Transactional NAV of the Partnership on each month-end of each annual period between the First Closing and December 31, 2026. As of September 30, 2026 and December 31, 2025, the Investment Manager owed the Partnership $0.8 million and $3.2 million under this arrangement and such amounts are included in due from Investment Manager in the Consolidated Statements of Assets and Liabilities.
Transfer Agent Fee
In accordance with the Partnership Agreement, Goldman Sachs & Co, LLC provides certain transfer agency services to the Partnership on a non-exclusive basis (in such capacity, the "Transfer Agent"), including, but not limited to, services relating to tracking of subscriptions, redemptions and transfers, in each case, at the Partnership level. In connection with the provision of such services, the Transfer Agent charges a fee equal to 0.05% per annum of the Transactional NAV of the Partnership or such other amount as may be agreed between the Partnership and the Transfer Agent (the "Transfer Agent Fee").
For the three and nine months ended September 30, 2026, the Partnership recorded $32 thousand and $78 thousand of expense in Transfer Agent Fee. For the three months ended September 30, 2025 and for the period from April 1, 2025 (commencement of operations) through September 30, 2025, the Partnership recorded $11 thousand and $21 thousand of expense in Transfer Agent Fee. Such amounts are included in professional fees in the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the Partnership had $51 thousand and $33 thousand payable related to Transfer Agent Fee, and such amounts are included in due to affiliates in the Consolidated Statements of Assets and Liabilities.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
Servicing Fee on Series R1 Units
A servicing fee on Series R1 Units will be paid at a rate of 0.85% to Goldman Sachs ("Servicing Fee"), acting as distributor for the Partnership in connection with the offering of such Units in the Partnership (the "Distributor") and/or one or more affiliates and unaffiliated third parties as sub-distributors ("Sub-Distributors"). The Servicing Fee is calculated, accrued and paid in the same manner and frequency as the Management Fee. For the three and nine months ended September 30, 2026, for the three months ended September 30, 2025 and for the period from April 1, 2025 (commencement of operations) through September 30, 2025, no Servicing Fees were incurred or paid.
Acquisitions from Goldman Sachs
Goldman Sachs has warehoused, and may from time to time continue to warehouse, investments comprised of Direct Infrastructure Investments and Secondary Investments (together the "Warehoused Investments") for acquisition by the Partnership. Subject to approval by the General Partner, the Partnership pays in connection with each such conveyance an amount equal to (x) the lower of (i) the original acquisition cost of such investment, plus an interest at a rate of 5% per annum of such Warehoused Investment, annualized from the time such Warehoused Investment was acquired by Goldman Sachs and (ii) fair value of such Warehoused Investment.
For the three and nine months ended September 30, 2026, the Partnership acquired Warehoused Investments from Goldman Sachs for an aggregate transfer price of $0 and $15.2 million. For the three months ended September 30, 2025 and for the period from April 1, 2025 (commencement of operations) through September 30, 2025, the Partnership acquired Warehoused Investments from Goldman Sachs for an aggregate transfer price of $0 and $71.0 million.
Investments in Affiliated Investee Funds
As of September 30, 2026 and December 31, 2025, the Partnership held $34.8 million in Goldman Sachs Central Government Fund and $1.2 million in Goldman Sachs Financial Square Government Fund, respectively, which are money market funds managed by an affiliate of Goldman Sachs. For the three and nine months ended September 30, 2026, interest income earned was $0.3 million and $0.7 million and is included in interest income in the Consolidated Statements of Operations. For the three months ended September 30, 2025 and for the period from April 1, 2025 (commencement of operations) through September 30, 2025, no interest income was recognized.
9. MANDATORILY REDEEMABLE UNITS AND MEZZANINE UNITS
Mandatorily Redeemable Units and Mezzanine Units consisted of the Series G Units related to the Seed Capital (as described in Note 8 - Related Party Transactions - Seed Capital by Goldman Sachs). During the three and nine months ended September 30, 2026, no Redeemable Units or Mezzanine Units were outstanding. The following tables present the Partnership's outstanding mandatorily redeemable and mezzanine units for the period from April 1, 2025 (commencement of operations) through September 30, 2025 ($ in thousands, except Unit amounts):

	Mandatorily Redeemable Units Outstanding	Mezzanine Units Outstanding
Units outstanding as of April 1, 2025	—	—
Issuance of Units	47,023,940	2,226,060
Redemptions	(28,739,008)	—
Transfers in (out)	(53,124)	53,124
Units outstanding as of September 30, 2025	18,231,808	2,279,184

G-Infra LP
Notes to Unaudited Consolidated Financial Statements

	Mandatorily Redeemable Units Outstanding	Mezzanine Units Outstanding
Balance outstanding as of April 1, 2025	$—	$—
Proceeds from issuance of Units	47,024	2,226
Redemptions	(30,000)	—
Transfers in (out)	(56)	56
Change in Redemption Value	2,471	154
Balance outstanding as of September 30, 2025	$19,439	$2,436
10. INCOME TAXES
It is expected that the Partnership will be operated in such a manner that it will be treated as a partnership for U.S. federal income tax purposes, and not as a publicly traded partnership treated as a corporation. As such, the Partnership is not directly subject to any U.S. federal and state income taxes, and each Unitholder is individually responsible for reporting its share of the Partnership's income or loss.
The Partnership holds certain investments via taxable subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore subject to current and deferred income taxes at the subsidiary level.
The Partnership holds certain investments through non-U.S. corporate subsidiaries which may generate U.S. source fixed or determinable annual or periodic gains, profits and income ("FDAP income"). U.S. source income that is not effectively connected with a U.S. trade or business received by non-U.S. corporate subsidiaries of the Partnership may be subject to a 30% withholding tax on its share of all U.S. source FDAP income unless certain statutory exceptions are met or a lower treaty rate applies (which may not be available or apply). The tax is expected to be withheld at the source by the U.S. payer, and taxes withheld can be used as a payment against the U.S. federal income tax liability of the non-U.S. corporate subsidiaries.
For the three and nine months ended September 30, 2026 the effective tax rates were 4.0% and 3.8%, respectively. The difference between the federal statutory rate of 0.0% applicable to partnerships and the effective tax rate is primarily due to U.S. federal, state and local taxes on income from the Partnership's subsidiaries that are treated as corporations for U.S. federal, state or local purposes.
Uncertain Tax Positions
As of September 30, 2026 and December 31, 2025, the liability for uncertain tax positions is zero and the Partnership believes that no liability for unrecognized tax benefits is required in relation to the potential for additional assessments.
Tax Contingencies
The Partnership and its taxable corporate subsidiaries file their tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Partnership and its taxable corporate subsidiaries are subject to examination by various taxing authorities.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements
11. FINANCIAL HIGHLIGHTS
The following financial highlights for the nine months ended September 30, 2026 and for the period from April 1, 2025 (commencement of operations) through September 30, 2025 are calculated for the following Series of Units. Calculation of these highlights on an individual Unitholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

	Nine Months Ended September 30, 2026
	Series 1869 Units	Series I0 Units	Series RSD0 Units	Series N(5) Units	Series NV(6) Units
Per Unit Data
Net Asset Value, beginning of period	$101.08	$105.81	$96.08	$100.00	$113.11
Consideration from the issuance of Units	0.06	1.31	8.08	—	—
Distributions	(2.59)	(2.25)	(2.77)	(0.46)	(1.57)
Net increase (decrease) in net assets resulting from capital activity	(2.53)	(0.94)	5.31	(0.46)	(1.57)
Net investment income (loss)(1)	(0.32)	(1.12)	(0.49)	0.28	0.14
Net realized and change in unrealized gain (loss) on investments(2)	7.16	7.98	0.03	1.43	1.61
Net increase (decrease) in net assets resulting from investment operations	6.84	6.86	(0.46)	1.71	1.75
Net Asset Value, end of period	$105.39	$111.73	$100.93	$101.25	$113.29
Units outstanding, end of period	172,227	1,585,279	151,620	110	462,387

Total Return Based on Net Asset Value(3),(4)	6.83%	7.72%	7.93%	1.71%	1.55%

Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses before voluntary waiver (inclusive of carried interest)	3.72%	4.53%	4.19%	(0.22)%	(0.07)%
Expenses after voluntary waiver (inclusive of carried interest)	3.52%	4.14%	3.97%	(0.22)%	(0.07)%
Expense Reimbursement from Investment Manager	(1.69)%	(1.57)%	(1.97)%	0.13%	0.13%
Net carried interest	0.24%	0.57%	0.21%	—%	0.10%
Total Net Expenses	2.07%	3.14%	2.21%	(0.09)%	0.16%
Net investment income (loss)	(0.31)%	(1.02)%	(0.46)%	0.28%	0.12%
__________________
(1) Net investment income (loss) per Unit has been calculated based on average Units outstanding during the period.
(2) The amount shown is the balancing amount derived from the other figures in the schedule. The amount shown for a unit outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of issuance of the Partnership's Units in relation to fluctuations in the market values for the investment portfolio.
(3) Total Return is calculated by dividing the change in the per Unit value of each component for the period by the Net Assets per Unit at the beginning of the period. An individual Unitholder's return may vary from these returns based on the timing of capital transactions.
(4) Total Return is calculated for each Series of Units as the change in the net asset value for such Series of Units during the period plus any distributions per Unit declared in the period, and assumes any distributions are reinvested in accordance with the Partnership's distribution reinvestment plan. Past performance is no guarantee of future results. The ratios are calculated for the period commencing from when each of the Series of Units were issued during the period and are not annualized.
(5) Initial Units were issued on September 2026.
(6) In September 2026, certain Series RSD0 Units were exchanged for an equivalent number of Series NV Units.

G-Infra LP
Notes to Unaudited Consolidated Financial Statements

	For the period from April 1, 2025 (commencement of operations) through September 30, 2025
	Series I0(5) Units	Series RSD0(5) Units
Per Unit Data
Net Asset Value, beginning of period	$100.00	$100.00
Consideration from the issuance of Units	7.64	—
Distributions	—	—
Net increase (decrease) in net assets resulting from capital activity	7.64	—
Net investment income (loss)(1)	(11.15)	(18.57)
Net realized and change in unrealized gain (loss) on investments(2)	7.21	13.56
Net increase (decrease) in net assets resulting from investment operations	(3.94)	(5.01)
Net Asset Value, end of period	$103.70	$94.99
Units outstanding, end of period	404,908	150,000

Total return based on Net Asset Value(3),(4)	3.70%	(5.01)%

Ratios to Weighted-Average Net Assets (Non-Annualized)
Expenses before Expense reimbursement from Investment Manager	15.67%	26.69%
Expense reimbursement from Investment Manager	(2.54)%	(4.32)%
Carried Interest	—%	—%
Total Net Expenses	13.13%	22.37%
Net investment loss	(11.15)%	(20.16)%
__________________
(1) Net investment income (loss) per Unit has been calculated based on average Units outstanding during the period.
(2) The amount shown is the balancing amount derived from the other figures in the schedule. The amount shown for a unit outstanding throughout the period may not agree with the change in the aggregate gains and losses for the period because of the timing of issuance of the Partnership's Units in relation to fluctuations in the market values for the investment portfolio.
(3) Total Return is calculated by dividing the change in the per Unit value of each component for the period by the Net Assets per Unit at the beginning of the period. An individual Unitholder's return may vary from these returns based on the timing of capital transactions.
(4) Total Return is calculated for each Series of Units as the change in the net asset value for such Series of Units during the period plus any distributions per Unit declared in the period, and assumes any distributions are reinvested in accordance with the Partnership's distribution reinvestment plan. Past performance is no guarantee of future results. The ratios are calculated for the period commencing from when each of the Series of Units were issued during the period and are not annualized.
(5) Initial Units were issued on April 1, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to "G-INFRA LP," the "Partnership," "we," "us," or "our" refer to G-INFRA LP and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q as well as the information contained in our Registration Statement.
All dollar amounts in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" are in thousands, unless otherwise noted.
Overview
We were organized on December 10, 2024 as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act. We are considered an investment company under US GAAP, and we follow the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946.
The Partnership is structured as a perpetual-life fund, with monthly, fully funded subscriptions and quarterly redemptions subject to a 5% Redemption Cap, which we believe enables investors to better manage exposure to the infrastructure asset class. The Partnership's investment objective is to seek to generate long-term capital appreciation (or otherwise realize long-term compounded returns) through the creation of a diversified global portfolio of infrastructure Investments, including exposure to direct infrastructure investments and infrastructure secondaries. The Partnership will also maintain a sleeve of liquidity assets to manage the Partnership's cash, liquidity and redemptions before investing subscriptions into Investments. The Partnership's investment activities focus on Direct Infrastructure Investments, which are managed by AM Private across its infrastructure sub-sectors. The Partnership also pursues certain other infrastructure-oriented Secondary Investments, which are managed by XIG and which seek to provide liquidity, capital or partnering solutions to investors and managers in the private markets and pursue other infrastructure-oriented investment opportunities including those alongside certain current and future Goldman Sachs private investment funds focused on secondary investment strategies. For liquidity management, the Partnership holds cash and short term liquid instruments, such as bank loans, money-market instruments, securities and other liquid instruments.
G-Infra GP Advisors LLC is the General Partner of the Partnership, and GSAM serves as the Investment Manager. Overall responsibility for the Partnership's oversight rests with the General Partner, subject to certain oversight rights held by the Partnership Board. The business and affairs of the Partnership are generally managed under the direction of the General Partner, as delegated to the Investment Manager. Under the investment management agreement, the General Partner has delegated to the Investment Manager the authority to make certain decisions and undertake certain actions, in each case, on behalf of the Partnership, including the authority to make investment, disposition and certain other management decisions.

Performance Summary
The following table lists the performance across all Series of Units. Returns shown reflect the percent change in our transactional net asset value ("Transactional NAV") per Unit from the beginning of the applicable period.

	September 30, 2026		December 31, 2025
Series	Year to Date Total Return(1)	Inception to Date Total Return(1)	Inception to Date Total Return(1)
I0	6.11%	9.84%	8.50%
RSD0	6.74%	10.43%	8.70%
1869	6.86%	8.69%	1.72%
NV	1.52%	1.52%	—%
N	1.68%	1.68%	—%
__________________
(1) Total Return is calculated by dividing the change in the per Unit value of each component for the period by the Net Assets per Unit at the beginning of the period. An individual Unitholder's return may vary from these returns based on the timing of capital transactions. Total return is calculated for each Series of Units as the change in the net asset value for such Series of Units during the period plus any distributions per Unit declared in the period, and assumes any distributions are reinvested in accordance with the Partnership's distribution reinvestment plan. Past performance is no guarantee of future results. The returns are calculated for the period commencing from when each of the Series of Units were issued during the year and are not annualized. The Partnership believes total return is a useful measure of overall investment performance of its Units.

Third Quarter 2026 Highlights
Capital Activity
•Raised $38.3 million from the sale of our Units through our Private Offering. The subscription proceeds were used to acquire investments, and we have deployed unused subscription proceeds in money market assets.
•Declared distributions totaling $3.0 million.
Income and Expenses
•Recognized $0.9 million of carried interest.
Investments
•Purchased $26.3 million of investments consisting of follow-on contributions for existing investments, investments in three new Secondary Investments.
•Sold $5.2 million of Investments consisting of two Secondary Investments.
•Purchased $7.5 million of Liquidity Assets.
Financing Activities
•We entered into a new Senior Credit Agreement with revolving loan up to a maximum commitment of $50 million, of which $35 million is under a private asset tranche and $15 million is under a liquid asset tranche as of September 30, 2026.
Investment Portfolio
•As of September 30, 2026, our portfolio consisted of Direct Infrastructure Investments, Secondary Investments and Liquidity Assets, with an aggregate fair value of $250.0 million.

•The following tables present our AM Private Investments and Secondary Investments as of September 30, 2026:

Direct Infrastructure Investments
Investment	Description
Gridstor	Developer and operator of grid-scale battery energy storage systems in the US.
Synthica	Developer and operator of organic renewable natural gas plants.
Verdalia	Pan-European biomethane business.
BrightNight	Developer and operator of utility-scale solar and standalone battery storage projects.
Adapteo Oy	Provider of modular space rental solutions in northern Europe.
Amedes Holding AG	Provider of medical diagnostic testing in Europe.
Liquid Environmental Solutions	US provider of end-to-end liquid waste solutions.
Goodpack	Provider of reusable metal container solutions for the rubber and food industries.
Froy ASA	Sustainable logistics business providing critical infrastructure to aquaculture industry.
ImOn Communications	Leading fiber-to-the-home ("FTTH") broadband provider in Iowa.
Atman	Operator of a global data center business.
Melita	Owner and operator of fully converged digital infrastructure in Malta.
QScale	Leading Canadian data center business, purpose-built for high-performance computing.

Secondary Investments
Investment	Description
Project Ellis	A large-scale natural gas gathering, processing and transportation platform in the US.
Project Ingram	Provides bulk liquid storage and handling services through a network of U.S. terminals with significant concentrated cash flow generation.
Project Vulcano	Transition of one of the largest oil service station portfolios in Italy into EV charging hubs.
Project Ballast	Provides exposure to a 545 MW simple-cycle natural gas-fired power plant in the US.
Project New Caledonia	Provider of cold storage logistics.
Project Tonga	Provider of travel infrastructure assets across airports and other high footfall locations.
Project Powers	Portfolio of 10 hyperscale data centers in US Tier 1 markets.
Project Montserrat	One of the largest privately owned datacenter developers in the world.
Project Padre	U.S based developer focused on large hyperscale data center campuses.
Project Edgecomb	Owner and operator of hyperscale data center platforms serving growing cloud and AI demand.
Project Treasure	Leading owner of critical digital infrastructure real property interests.
Project Duncan	Portfolio of predominantly brownfield and yielding assets.
Project Ripley	Modern UK passenger rolling stock portfolio with approximately 10% market share, leased under long-term contracts.
Project Neo	US hyperscale data center developer with 1.6GW contracted under 15–20 year leases.
Project Ethan	US natural gas midstream platform with long-term fixed-fee contracts in the Permian and Anadarko Basins.

Key Components of Our Results of Operations
Results of Operations
The following table presents our consolidated results of operations for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025 and for the period from April 1, 2025 (commencement of operations) through September 30, 2025 ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30, 2026	For the period from April 1, 2025 (commencement of operations) through September 30, 2025
	2026	2025	Change			Change
Investment income:
Interest income	$1,208	$480	$728	$3,089	$817	$2,272
Dividend income	68	—	68	68	—	68
Total investment income	1,276	480	796	3,157	817	2,340
Expenses:
Organization costs	—	—	—	—	2,772	(2,772)
Professional fees	1,345	733	612	4,752	1,498	3,254
Management fees - related party	652	—	652	1,574	—	1,574
Carried interest - related party	938	—	938	1,602	—	1,602
Redemption value adjustment on mandatorily redeemable units	—	829	(829)	—	2,471	(2,471)
Interest expense	30	110	(80)	183	211	(28)
Deferred offering cost amortization	—	380	(380)	381	761	(380)
Other expenses	93	—	93	159	21	138
Total expenses	3,058	2,052	1,006	8,651	7,734	917
Expense reimbursement from Investment Manager	(843)	(605)	(238)	(3,288)	(1,251)	(2,037)
Fee waiver	—	—	—	(664)	—	(664)
Net expenses	2,215	1,447	768	4,699	6,483	(1,784)
Net investment income (loss)	(939)	(967)	28	(1,542)	(5,666)	4,124

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Investments	495	—	495	295	—	295
Derivative contracts	(71)	—	(71)	(1,670)	—	(1,670)
Foreign currency transactions	10	360	(350)	(136)	360	(496)
Total net realized gain (loss)	434	360	74	(1,511)	360	(1,871)
Net change in unrealized appreciation (depreciation) on:
Investments	6,356	2,115	4,241	14,341	8,878	5,463
Derivative contracts	(356)	189	(545)	3,162	(3,370)	6,532
Foreign currency translation	15	(110)	125	(9)	268	(277)

	Three Months Ended September 30,			Nine Months Ended September 30, 2026	For the period from April 1, 2025 (commencement of operations) through September 30, 2025
	2026	2025	Change			Change
Total net change in unrealized appreciation (depreciation) before income taxes	6,015	2,194	3,821	17,494	5,776	11,718
Provision for income taxes	(218)	(204)	(14)	(542)	(424)	(118)
Total net change in unrealized appreciation (depreciation) after income taxes	5,797	1,990	3,807	16,952	5,352	11,600
Net realized and unrealized gains (losses)	6,231	2,350	3,881	15,441	5,712	9,729
Net increase (decrease) in net assets resulting from operations	$5,292	$1,383	$3,909	$13,899	$46	$13,853

Investment Income
Our investment income consists of interest and dividends generated from our investments in Direct Infrastructure Investments, Secondary Investments, investments in Liquidity Assets and money market investments. Investment income for the three and nine months ended September 30, 2026 increased by $0.8 million and $2.3 million as compared to the three months ended September 30, 2025 and the period from April 1, 2025 (commencement of operations) through September 30, 2025 due to an increase in investments in a money market fund and an increase in interest income on loans.
Net Expenses
Total expenses for the three months ended September 30, 2026 increased by $1.0 million as compared to the three months ended September 30, 2025, primarily due to an increase in professional fee expenses and related party fees, partially offset by a decrease in redemption value adjustment on mandatorily redeemable units. Total expenses for the nine months ended September 30, 2026 increased by $0.9 million as compared to the period from April 1, 2025 (commencement of operations) through September 30, 2025, primarily due to an increase in professional fee expenses and related party fees, partially offset by a decrease in organization costs and redemption value adjustment on mandatorily redeemable units.
The Investment Manager has agreed to bear, without reimbursement, or reimburse us for, our Eligible Operating Expenses exceeding 0.60% per annum of the Transactional NAV on each month-end of each annual period between the First Closing and December 31, 2026. Expense reimbursement from the Investment Manager for the three and nine months ended September 30, 2026 increased by $0.2 million and $2.0 million as compared to the three months ended September 30, 2025 and the period from April 1, 2025 (commencement of operations) through September 30, 2025. For the three months ended September 30, 2026, the increase in total expenses, partially offset by the increase in expense reimbursement from the Investment Manager, resulted in an increase in net expenses of $0.8 million as compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, the increase in total expenses was more than offset by the increase in Expense reimbursement from the Investment Manager and the waiver of Carried Interest by the Investment Manager, resulting in a decrease in net expenses of $1.8 million as compared to the period from April 1, 2025 (commencement of operations) through September 30, 2025.

Net realized and unrealized gains (losses) on investment transactions
Net realized gain and loss and net unrealized appreciation and depreciation from our investments, derivative contracts and foreign currency transactions are reported separately on the Consolidated Statements of Operations. We measure realized gain or loss as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when appreciation or depreciation is realized.
Net realized and unrealized gains for the three months ended September 30, 2026 increased by $3.9 million as compared to the three months ended September 30, 2025. The primary drivers contributing to the change for the three months ended September 30, 2026 were:
•An increase in total net realized gain of $0.1 million, primarily driven by an increase in realized gain on Secondary Investments of $0.5 million, partially offset by a reduction in realized gain on foreign currency transactions of $0.4 million.
•An increase in total net change in unrealized appreciation after provision for income taxes of $3.8 million, primarily driven by an increase in appreciation of investments (appreciation of $6.4 million in the current period, compared with $2.1 million in the prior period), which primarily related to Direct Infrastructure Investments. The increase in appreciation of investments was partially offset by the impact from derivative contracts (depreciation of $0.4 million in the current period, compared with appreciation of $0.2 million in the prior period), which primarily related to Direct Infrastructure Investments.
Net realized and unrealized gains for the nine months ended September 30, 2026 increased by $9.7 million, as compared to the period from April 1, 2025 (commencement of operations) through September 30, 2025. The primary drivers contributing to the change for the nine months ended September 30, 2026 were:
•A total net realized loss of $1.5 million in the current period (compared with a gain of $0.4 million in the prior period), primarily driven by a realized loss on derivative contracts of $1.7 million largely attributable to Direct Infrastructure Investments.
•An increase in total net change in unrealized appreciation after provision for income taxes of $11.6 million, primarily driven by the impact of derivative contracts (appreciation of $3.2 million in the current period, compared with depreciation of $3.4 million in the prior period), which primarily related to Direct Infrastructure Investments, and an increase in appreciation of investments (appreciation of $14.3 million in the current period, compared with $8.9 million in the prior period), which primarily related to Secondary Investments.
Provision for (Benefit from) Income Taxes
The Partnership holds certain investments via taxable subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore subject to current and deferred income taxes at the subsidiary level.
For both the three months ended September 30, 2026 and September 30, 2025, we recorded a provision for income tax expense of $0.2 million. For the nine months ended September 30, 2026, we recorded a provision for income tax expense of $0.5 million, compared to $0.4 million for the period from April 1, 2025 (commencement of operations) through September 30, 2025. The changes were primarily driven by the net change in unrealized appreciation (depreciation) on investments held by taxable subsidiaries.
Net increase (decrease) in net assets resulting from operations
Net increase in net assets resulting from operations reflects investment income, net expenses and net realized and unrealized gains and losses, including the provision for income taxes. Net increase in net assets resulting from operations for the three and nine months ended September 30, 2026 increased by $3.9 million and $13.9 million, respectively, as compared to the three months ended September 30, 2025 and the period from April 1, 2025

(commencement of operations) through September 30, 2025, primarily due to a decrease in net investment loss and an increase in net realized and unrealized gains.
Distributions
The following table details aggregate quarterly distributions per Unit declared to Unitholders as of applicable record date for each of the applicable Series of our Units for the nine months ended September 30, 2026:

Record Date	Payment Date	Series 1869 Units	Series I0 Units	Series RSD0 Units	Series N Units	Series NV Units
June 1, 2026	August 6, 2026	$1.12	$1.11	$1.20	$—	$—
September 1, 2026	October 26, 2026	1.47	1.14	1.57	0.46	1.57
Total		$2.59	$2.25	$2.77	$0.46	$1.57

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of our Private Offering, cash flows from investments and financing arrangements.
As of September 30, 2026, we had $50.0 million of available borrowings under our New Credit Agreement.
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to pay distributions, fund investments, repay borrowings, redeem Units and fund other general business needs. Our sources of funds for liquidity consist of the net proceeds from our continuous private offering, net cash provided by operating activities, proceeds and available borrowings from repurchase agreements, loan repayments, and future issuances of equity and/or debt securities.
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments and to redeem Units under our Unit Redemption Plan. Cash needs for purchasing investments are funded by our continuous private offering, and all other cash needs are generally met from operations.
Our Investment Manager has agreed to several support measures. Our Investment Manager agreed to advance all organization and offering costs other than upfront selling commissions, placement fees and servicing fees on our behalf through the First Closing. We will reimburse the Investment Manager for such agreed upon advanced costs within two years following the First Closing. As of September 30, 2026, the Investment Manager has advanced organization and offering expenses on our behalf of approximately $4.3 million. Our Investment Manager (i) agreed to waive its management fee during the first six months following the First Closing and (ii) in June 2026, agreed to waive the carried interest applicable for the six months ended June 30, 2026 and (iii) in October 2026, agreed to waive the carried interest applicable for the period from July 1, 2026 to September 30, 2026. Additionally, per the Partnership Agreement, our Investment Manager has agreed to bear, without reimbursement, or reimburse us for, Eligible Operating Expenses exceeding 0.60% per annum of the Transactional NAV of the Partnership on each month-end of each annual period between the First Closing and December 31, 2026.
As of September 30, 2026, we had $46.0 million cash and cash equivalents and no outstanding debt. The primary use of our cash is to purchase investments, fund the cost of operations, fund redemptions under the Unit Redemption Plan, and fund cash distributions, if any, to the holders of the Units.

The following table presents changes in cash and cash equivalents and restricted cash ($ in thousands):

	For the Nine Months Ended September 30, 2026	For the period from April 1, 2025 (commencement of operations) through September 30, 2025
Cash flows used for operating activities	$(110,417)	$(61,437)
Cash flows from financing activities	121,195	91,626
Net change in cash, cash equivalents and restricted cash	$10,778	$30,189
Our operating activities used net cash of $110.4 million for the nine months ended September 30, 2026, primarily driven by the purchase of investments for $126.2 million.
Our financing activities provided net cash of $121.2 million for the nine months ended September 30, 2026, primarily driven by $116.9 million of proceeds from the issuance of Units pursuant to our continuous private offering.
Non-GAAP Financial Measure
Transactional Net Asset Value
We calculate Transactional NAV based on the month-end value of our investments, the addition of the value of any other assets (such as cash on hand, without duplication), and the deduction of any liabilities, including the allocation/accrual of the Management Fee and Carried Interest and the deduction of expenses attributable to certain Series, such as applicable Servicing Fees. We believe that the presentation of Transactional NAV is useful to investors because it is the basis of subscriptions, redemptions, and certain fees and expenses incurred by the Partnership and it enables investors to evaluate the change in value of their investments. The calculation of our Transactional NAV shall generally be made in accordance with the methodology set forth in the Investment Manager's valuation policy in respect of the Partnership, which may differ in certain respects from the methodology required pursuant to U.S. GAAP. While we believe our Transactional NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate Transactional NAV in a certain way. As a result, other industry participants may use different methodologies or assumptions to determine Transactional NAV. Unitholders should not consider Transactional NAV to be equivalent to NAV per Unit for financial reporting purposes under GAAP or any other GAAP measure.
The following table provides details of the major components of our Transactional NAV as of September 30, 2026 ($ in thousands):

Components of Transactional NAV	September 30, 2026
Investments, at fair value	$249,987
Cash and cash equivalents	46,008
Restricted cash	6,647
Other assets	9,768
Subscriptions received in advance	(6,647)
Other liabilities	(27,167)
Due to affiliates	(11,967)
Transactional NAV	$266,629

The following table provides a breakdown of our Transactional NAV per Unit by Series as of ($ in thousands, except Unit and per Unit data):

	September 30, 2026
Units	Transactional NAV	Number of Units	Transactional NAV per Unit
Series A	20	20,000	$1.00
Series 1869	18,259	172,227	106.02
Series I0	178,792	1,585,279	112.78
Series RSD0	17,163	151,620	113.20
Series C	12	10,000	1.17
Series N	11	110	101.22
Series NV	52,372	462,387	113.26
	266,629	2,401,623
The following table reconciles GAAP Net Asset Value to Transactional Net Asset Value ($ in thousands):

September 30, 2026
GAAP Net Asset Value	$263,003
Adjustments:
Organization and offering costs(1)	3,006
Deferred tax liabilities of certain taxable subsidiaries(2)	620
Transactional NAV	$266,629
__________________
(1) For Transactional NAV, organization and offering expenses advanced on our behalf by the Investment Manager are recognized as a reduction to Transactional NAV ratably over 60 months.
(2) Represents an adjustment to exclude tax liabilities of certain taxable subsidiaries through which we hold investments that are contingent upon the expected manner of the divestment of the associated underlying investment and are not reasonably expected to be recognized by us.

Critical Accounting Estimates
The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.
The most critical accounting estimate relates to the valuation of our investments that do not have a readily ascertainable market value. As of September 30, 2026, our Level 3 investments (those valued using significant unobservable inputs) had an aggregate fair value of $129.1 million, representing approximately 52% of total investments at fair value. The valuation technique used to value a given Level 3 investment depends on the characteristics of the investment. The valuations of substantially all of our Level 3 investments as of September 30, 2026 were determined using the comparable multiple analysis approach (utilizing EBITDA multiple with a weighted average of 13.0x), the discounted cashflows approach (utilizing a discount rate with a weighted average of 15.7% and EBITDA exit multiple with a weighted average of 13.8x), or recent transactions. Due to the inherent uncertainties of valuation, these estimated fair values may differ significantly from the values that would have been realized had a readily available market for these investments existed, and these differences could be material. For more information regarding our Level 3 investments, see Note 3 "Investments and Fair Value Measurements" in the "Notes to the Unaudited Consolidated Financial Statements".

Recent Accounting Developments
See Note 2 "Significant Accounting Policies" to our consolidated financial statements in this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risks primarily relates to movements in the fair value of our investments. The fair value of the investments may fluctuate in response to changes in the values of the investments, foreign currency exchange rates and interest rates. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.
Changes in Fair Value
All of our investments as of September 30, 2026 are reported at fair value. Net changes in the fair value of the investments impact the net increase or decrease in net assets resulting from operations in the Consolidated Statements of Operations. Based on investments held as of September 30, 2026, we estimate that an immediate 10% change in the fair value of investments generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the investments were valued using observable market prices or management estimates with significant unobservable pricing inputs.
Based on the fair value of the investments as of September 30, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of the investments would result in a decline in net increase in net assets resulting from operations of $25.0 million, if not offset by other factors.
Exchange Rate Risk
We hold investments denominated in currencies other than the U.S. dollar. Those investments expose us to the risk that the value of the investments will be affected by changes in exchange rates between the currency in which the investments are denominated and the currency in which the investments are made. Our policy is to reduce these risks by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to reduce exposure to future changes in exchange rates.
Our primary exposure to exchange rate risk relates to movements in the value of exchange rates between the U.S. dollar and other currencies in which the investments are denominated (including euros), before the impact of foreign exchange hedging strategies. The quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net increase or decrease in net assets resulting from operations.
We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which the investments were denominated as of September 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $10.2 million, before the impact of foreign exchange hedging strategies, if not offset by other factors.
Interest Rate Risk
Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used.
Additionally, with respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline, while general decreases in interest rates over time may have the opposite effect, decreasing borrowing-related interest expense and increasing the value of our fixed income investments. As of September 30, 2026, we had no indebtedness.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon this evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Item 1A. Risk Factors in our Registration Statement. There have been no material changes to the risk factors previously disclosed in our Registration Statement. The risks described in our Registration Statement are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On April 1, 2025, the Partnership held its first closing and sold Units of the Partnership as part of its Private Offering. The Partnership has held subsequent closings in each month since the First Closing. The offer and sale of the Units was made as part of the Partnership's continuous private offering and were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) thereof, including Regulation D thereunder. The following table summarizes the Units issued and sold pursuant to the Private Offering that were not previously disclosed, the offer and sales of which were not registered under the 1933 Act:
September 2026

Series	Number of Units Sold	Aggregate Consideration
Series 1869	4,723	$500,000
Series I0	101,875	$11,447,667
Series N	110	$11,000
Unit Redemptions
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(c) During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Certificate of Limited Partnership (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10 filed with the SEC on July 31, 2026).
3.2	Agreement of Limited Partnership (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 10 filed with the SEC on July 31, 2026).
3.3+
Second Amended and Restated Agreement of Limited Partnership (incorporated herein by reference to Exhibit 3.3 to the Amendment No.1 to Registrant's Registration Statement on Form 10 filed with the SEC on September 25, 2026).

10. 1+
Senior Credit Agreement, dated as of September 30, 2026, among G-INFRA LP, as borrower, Societe Generale, as administrative agent, calculation agent, lead arranger and lender, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 6, 2026).

10.2
Amended and Restated Investment Management Agreement, dated as of September 23, 2026, among G-INFRA LP, G-INFRA GP Advisors LLC, and Goldman Sachs Asset Management, L.P. (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form 10 filed with the SEC on September 25, 2026).

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
____________________
* Filed herewith.
** Furnished herewith.
+ Schedules of the exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-INFRA LP

	By:	/s/ Tavis Cannell

Name: Tavis Cannell
Title: Chief Executive Officer
(Principal Executive Officer)
Date: November 13, 2026

	By:	/s/ Mallika Sinha

Name: Mallika Sinha
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2026